Form 10-K
period 2015-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2015-C25
filed 2016-03-25
CIK 1653542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-201743-02

Central Index Key Number of the issuing entity: 0001653542

Morgan Stanley Bank of America Merrill Lynch Trust 2015-C25

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001005007

Banc of America Merrill Lynch Commercial Mortgage Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001102113

Bank of America, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001548567

CIBC Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001548405

(The CIK provided is associated with Starwood Mortgage Capital LLC, the parent of the sponsor, which acts as securitizer for purposes of Rule 15Ga-1)

Starwood Mortgage Funding III LLC

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-3981653 38-3981654 38-3981655 (I.R.S. Employer Identification Numbers)

c/o U.S. Bank National Association

as Certificate Administrator

190 S. LaSalle Street

Chicago, IL

(Address of principal executive offices of the issuing entity)

60603

(Zip Code)

Registrant’s telephone number, including area code:

(646) 855-3953

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. / / Yes /x/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. / / Yes /x/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes / / No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	/ /	Accelerated filer	/ /
Non-accelerated filer	/x/ (Do not check if a smaller reporting company)	Smaller reporting company	/ /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). / / Yes /x/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. / / Yes / / No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Herald Center Mortgage Loan and 261 Fifth Avenue Mortgage Loan, which constituted approximately 9.8% and 9.3%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Herald Center Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity or (b) with respect to the 261 Fifth Avenue Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Herald Center Mortgage Loan and 261 Fifth Avenue Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association, as the master servicer under the Pooling and Servicing Agreement, is also the primary servicer of each of these loan combinations. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Coastal Equities Retail Portfolio Mortgage Loan, which constituted approximately 5.1% of the asset pool of the issuing entity as of its cut-off date.  The Coastal Equities Retail Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Coastal Equities Retail Portfolio Mortgage Loan and six other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Morgan Stanley Bank of America Merrill Lynch Trust 2015-C24 transaction, Commission File Number 333-180779-18 (the “MSBAM 2015-C24 Transaction”). This loan combination, including the Coastal Equities Retail Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the MSBAM 2015-C24 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association, as the master servicer under the pooling and servicing agreement for the MSBAM 2015-C24 Transaction, is also the primary servicer of this loan combination. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the MSBAM 2015-C24 Transaction. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Roosevelt New Orleans Waldorf Astoria Mortgage Loan, which constituted approximately 7.0% of the asset pool of the issuing entity as of its cut-off date.  The Roosevelt New Orleans Waldorf Astoria Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Roosevelt New Orleans Waldorf Astoria Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the JPMBB Commercial Mortgage Securities Trust 2015-C31 transaction, Commission File Number 333-190246-16 (the “JPM 2015-C31 Transaction”). This loan combination, including the Roosevelt New Orleans Waldorf Astoria Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the JPM 2015-C31 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K. Midland Loan Services, a Division of PNC Bank, National Association, as the master servicer under the pooling and servicing agreement for the JPM 2015-C31 Transaction, is also the primary servicer of this loan combination. The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the JPM 2015-C31 Transaction. Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

Wells Fargo Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the certificate administrator of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan and the primary servicer and certificate administrator of the Coastal Equities Retail Portfolio Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the Coastal Equities Retail Portfolio Mortgage Loan and the primary servicer and special servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

U.S. Bank National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement. Pursuant to the Pooling and Servicing Agreement, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Items 1122(d)(1)(iv) (regarding a fidelity bond and errors and omissions policy covering each servicing function participant throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements) and 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, the trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which there were no servicing criteria applicable to the trustee, as was the case during the reporting period covered by this Annual Report on Form 10-K.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement have delivered one or more assessments of compliance with respect to Item 1122(d)(1)(iv) and 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer of the Pooling and Servicing Agreement and the primary servicer of the Coastal Equities Retail Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii).  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

Wilmington Trust, National Association acts as trustee of the Coastal Equities Retail Portfolio Mortgage Loan. Pursuant to the pooling and servicing agreement for the MSBAM 2015-C24 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, the trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which there were no servicing criteria applicable to the trustee, as was the case during the reporting period covered by this Annual Report on Form 10-K.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Coastal Equities Retail Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Omitted.

Item 3. Legal Proceedings.

Omitted.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6. Selected Financial Data.

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11. Executive Compensation.

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14. Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to U.S. Bank National Association, as trustee, certificate administrator and custodian, and Wells Fargo Bank, National Association, as certificate administrator and custodian:

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee’s purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 794 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

There can be no assurance as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee’s alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases (collectively, the “Additional Complaints”) alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the same court by RMBS investors in these and other transactions, and these cases have been consolidated before the same judge. On January 19, 2016, an order was entered in connection with the Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Complaint; the District Court also allowed Plaintiffs to file amended complaints if they so chose, and three amended complaints have been filed. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on October 15, 2015 pursuant to Rule 424(b)(5).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule X to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Coastal Equities Retail Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the MSBAM 2015-C24 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule X to the pooling and servicing agreement for the MSBAM 2015-C24 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSBAM 2015-C24 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Roosevelt New Orleans Waldorf Astoria Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the JPM 2015-C31 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the JPM 2015-C31 Transaction incorporated by reference as Exhibit 4.2 to this

Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPM 2015-C31 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1	Pooling and Servicing Agreement, dated as of October 1, 2015, by and among Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Pentalpha Surveillance LLC, as Trust Advisor, and U.S. Bank National Association, as Trustee, Certificate Administrator, Certificate Registrar, Authenticating Agent and Custodian (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of August 1, 2015, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Park Bridge Lender Services LLC, as Trust Advisor, Wilmington Trust, National Association, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Certificate Registrar, Authenticating Agent and Custodian (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein).

4.3	Pooling and Servicing Agreement, dated as of August 1, 2015, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wells Fargo Bank, National Association, as Trustee, and Pentalpha Surveillance LLC, as Senior Trust Advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein).

4.4	Agreement Between Noteholders, dated as of October 15, 2015, by and between Morgan Stanley Mortgage Capital Holdings LLC, as Initial Note A-1 Holder, and Morgan Stanley Mortgage Capital Holdings LLC, as Initial Note A-2 Holder, and Morgan Stanley Mortgage Capital Holdings LLC, as Initial Note A-3 Holder (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K/A filed on November 24, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein).

4.5	Agreement Between Note Holders, dated as of September 3, 2015, by and between Bank of America, N.A., as Initial Note A-1 Holder, and Bank of America, N.A., as Initial Note A-2 Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein).

4.6	Agreement Between Note Holders, dated as of July 17, 2015, by and between Barclays Bank PLC, as Initial Note A-1 Holder, and Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, and Morgan Stanley Bank, N.A., as Initial Note A-3 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein).

4.7	Agreement Between Note Holders, dated as of July 24, 2015, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, and Morgan Stanley Bank, N.A., as Initial Note A-2 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein).

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Wells Fargo Bank, National Association, as Master Servicer

33.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

33.3	U.S. Bank National Association, as Certificate Administrator and Custodian

33.4	Pentalpha Surveillance LLC, as Trust Advisor

33.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.6	National Tax Search, LLC, as Servicing Function Participant

33.7	Wells Fargo Bank, National Association, as Primary Servicer of the Herald Center Mortgage Loan (see Exhibit 33.1)

33.8	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Herald Center Mortgage Loan (see Exhibit 33.2)

33.9	U.S. Bank National Association, as Certificate Administrator and Custodian of the Herald Center Mortgage Loan (see Exhibit 33.3)

33.10	Pentalpha Surveillance LLC, as Trust Advisor of the Herald Center Mortgage Loan (see Exhibit 33.4)

33.11	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Herald Center Mortgage Loan (see Exhibit 33.5)

33.12	National Tax Search, LLC, as Servicing Function Participant of the Herald Center Mortgage Loan (see Exhibit 33.6)

33.13	Wells Fargo Bank, National Association, as Primary Servicer of the 261 Fifth Avenue Mortgage Loan (see Exhibit 33.1)

33.14	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 261 Fifth Avenue Mortgage Loan (see Exhibit 33.2)

33.15	U.S. Bank National Association, as Certificate Administrator and Custodian of the 261 Fifth Avenue Mortgage Loan (see Exhibit 33.3)

33.16	Pentalpha Surveillance LLC, as Trust Advisor of the 261 Fifth Avenue Mortgage Loan (see Exhibit 33.4)

33.17	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 261 Fifth Avenue Mortgage Loan (see Exhibit 33.5)

33.18	National Tax Search, LLC, as Servicing Function Participant of the 261 Fifth Avenue Mortgage Loan (see Exhibit 33.6)

33.19	Wells Fargo Bank, National Association, as Primary Servicer of the Coastal Equities Retail Portfolio Mortgage Loan (see Exhibit 33.1)

33.20	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Coastal Equities Retail Portfolio Mortgage Loan (see Exhibit 33.2)

33.21	Wells Fargo Bank, National Association, as Certificate Administrator of the Coastal Equities Retail Portfolio Mortgage Loan

33.22	Wells Fargo Bank, National Association, as Custodian of the Coastal Equities Retail Portfolio Mortgage Loan

33.23	Park Bridge Lender Services LLC, as Trust Advisor of the Coastal Equities Retail Portfolio Mortgage Loan

33.24	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Coastal Equities Retail Portfolio Mortgage Loan (see Exhibit 33.5)

33.25	National Tax Search, LLC, as Servicing Function Participant of the Coastal Equities Retail Portfolio Mortgage Loan (see Exhibit 33.6)

33.26	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 33.2)

33.27	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 33.2)

33.28	Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 33.21)

33.29	Wells Fargo Bank, National Association, as Custodian of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 33.22)

33.30	Pentalpha Surveillance LLC, as Senior Trust Advisor of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 33.4)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Wells Fargo Bank, National Association, as Master Servicer

34.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

34.3	U.S. Bank National Association, as Certificate Administrator and Custodian

34.4	Pentalpha Surveillance LLC, as Trust Advisor

34.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.6	National Tax Search, LLC, as Servicing Function Participant

34.7	Wells Fargo Bank, National Association, as Primary Servicer of the Herald Center Mortgage Loan (see Exhibit 34.1)

34.8	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Herald Center Mortgage Loan (see Exhibit 34.2)

34.9	U.S. Bank National Association, as Certificate Administrator and Custodian of the Herald Center Mortgage Loan (see Exhibit 34.3)

34.10	Pentalpha Surveillance LLC, as Trust Advisor of the Herald Center Mortgage Loan (see Exhibit 34.4)

34.11	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Herald Center Mortgage Loan (see Exhibit 34.5)

34.12	National Tax Search, LLC, as Servicing Function Participant of the Herald Center Mortgage Loan (see Exhibit 34.6)

34.13	Wells Fargo Bank, National Association, as Primary Servicer of the 261 Fifth Avenue Mortgage Loan (see Exhibit 34.1)

34.14	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 261 Fifth Avenue Mortgage Loan (see Exhibit 34.2)

34.15	U.S. Bank National Association, as Certificate Administrator and Custodian of the 261 Fifth Avenue Mortgage Loan (see Exhibit 34.3)

34.16	Pentalpha Surveillance LLC, as Trust Advisor of the 261 Fifth Avenue Mortgage Loan (see Exhibit 34.4)

34.17	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 261 Fifth Avenue Mortgage Loan (see Exhibit 34.5)

34.18	National Tax Search, LLC, as Servicing Function Participant of the 261 Fifth Avenue Mortgage Loan (see Exhibit 34.6)

34.19	Wells Fargo Bank, National Association, as Primary Servicer of the Coastal Equities Retail Portfolio Mortgage Loan (see Exhibit 34.1)

34.20	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Coastal Equities Retail Portfolio Mortgage Loan (see Exhibit 34.2)

34.21	Wells Fargo Bank, National Association, as Certificate Administrator of the Coastal Equities Retail Portfolio Mortgage Loan

34.22	Wells Fargo Bank, National Association, as Custodian of the Coastal Equities Retail Portfolio Mortgage Loan

34.23	Park Bridge Lender Services LLC, as Trust Advisor of the Coastal Equities Retail Portfolio Mortgage Loan

34.24	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Coastal Equities Retail Portfolio Mortgage Loan (see Exhibit 34.5)

34.25	National Tax Search, LLC, as Servicing Function Participant of the Coastal Equities Retail Portfolio Mortgage Loan (see Exhibit 34.6)

34.26	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 34.2)

34.27	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 34.2)

34.28	Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 34.21)

34.29	Wells Fargo Bank, National Association, as Custodian of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 34.22)

34.30	Pentalpha Surveillance LLC, as Senior Trust Advisor of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 34.4)

35	Servicer compliance statements.

35.1	Wells Fargo Bank, National Association, as Master Servicer

35.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

35.3	U.S. Bank National Association, as Certificate Administrator

35.4	Wells Fargo Bank, National Association, as Primary Servicer of the Herald Center Mortgage Loan (see Exhibit 35.1)

35.5	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Herald Center Mortgage Loan (see Exhibit 35.2)

35.6	U.S. Bank National Association, as Certificate Administrator of the Herald Center Mortgage Loan (see Exhibit 35.3)

35.7	Wells Fargo Bank, National Association, as Primary Servicer of the 261 Fifth Avenue Mortgage Loan (see Exhibit 35.1)

35.8	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 261 Fifth Avenue Mortgage Loan (see Exhibit 35.2)

35.9	U.S. Bank National Association, as Certificate Administrator of the 261 Fifth Avenue Mortgage Loan (see Exhibit 35.3)

35.10	Wells Fargo Bank, National Association, as Primary Servicer of the Coastal Equities Retail Portfolio Mortgage Loan

35.11	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Coastal Equities Retail Portfolio Mortgage Loan (see Exhibit 35.2)

35.12	Wells Fargo Bank, National Association, as Certificate Administrator of the Coastal Equities Retail Portfolio Mortgage Loan

35.13	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 35.2)

35.14	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 35.2)

35.15	Wells Fargo Bank, National Association, as Certificate Administrator of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan

99.1	Mortgage Loan Purchase Agreement, dated as of October 7, 2015, between Banc of America Merrill Lynch Commercial Mortgage Inc. and Bank of America, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein)

99.2	Mortgage Loan Purchase Agreement, dated as of October 7, 2015, between Banc of America Merrill Lynch Commercial Mortgage Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on November 24, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein)

99.3	Mortgage Loan Purchase Agreement, dated as of October 7, 2015, between Banc of America Merrill Lynch Commercial Mortgage Inc. and CIBC Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein)

99.4	Mortgage Loan Purchase Agreement, dated as of October 7, 2015, among Banc of America Merrill Lynch Commercial Mortgage Inc., Starwood Mortgage Funding III LLC and Starwood Mortgage Capital LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein)

(b)     The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)     Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banc of America Merrill Lynch Commercial Mortgage Inc.
(Depositor)

/s/ Leland F. Bunch, III
Leland F. Bunch, III, Chief Executive Officer and President
(senior officer in charge of securitization of the depositor)

Date: March 25, 2016

Exhibit Index

Exhibit No.

4.1	Pooling and Servicing Agreement, dated as of October 1, 2015, by and among Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Pentalpha Surveillance LLC, as Trust Advisor, and U.S. Bank National Association, as Trustee, Certificate Administrator, Certificate Registrar, Authenticating Agent and Custodian (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of August 1, 2015, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Park Bridge Lender Services LLC, as Trust Advisor, Wilmington Trust, National Association, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Certificate Registrar, Authenticating Agent and Custodian (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein).

4.3	Pooling and Servicing Agreement, dated as of August 1, 2015, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wells Fargo Bank, National Association, as Trustee, and Pentalpha Surveillance LLC, as Senior Trust Advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein).

4.4	Agreement Between Noteholders, dated as of October 15, 2015, by and between Morgan Stanley Mortgage Capital Holdings LLC, as Initial Note A-1 Holder, and Morgan Stanley Mortgage Capital Holdings LLC, as Initial Note A-2 Holder, and Morgan Stanley Mortgage Capital Holdings LLC, as Initial Note A-3 Holder (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K/A filed on November 24, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein).

4.5	Agreement Between Note Holders, dated as of September 3, 2015, by and between Bank of America, N.A., as Initial Note A-1 Holder, and Bank of America, N.A., as Initial Note A-2 Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein).

4.6	Agreement Between Note Holders, dated as of July 17, 2015, by and between Barclays Bank PLC, as Initial Note A-1 Holder, and Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, and Morgan Stanley Bank, N.A., as Initial Note A-3 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein).

4.7	Agreement Between Note Holders, dated as of July 24, 2015, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, and Morgan Stanley Bank, N.A., as Initial Note A-2 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein).

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Wells Fargo Bank, National Association, as Master Servicer

33.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

33.3	U.S. Bank National Association, as Certificate Administrator and Custodian

33.4	Pentalpha Surveillance LLC, as Trust Advisor

33.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.6	National Tax Search, LLC, as Servicing Function Participant

33.7	Wells Fargo Bank, National Association, as Primary Servicer of the Herald Center Mortgage Loan (see Exhibit 33.1)

33.8	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Herald Center Mortgage Loan (see Exhibit 33.2)

33.9	U.S. Bank National Association, as Certificate Administrator and Custodian of the Herald Center Mortgage Loan (see Exhibit 33.3)

33.10	Pentalpha Surveillance LLC, as Trust Advisor of the Herald Center Mortgage Loan (see Exhibit 33.4)

33.11	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Herald Center Mortgage Loan (see Exhibit 33.5)

33.12	National Tax Search, LLC, as Servicing Function Participant of the Herald Center Mortgage Loan (see Exhibit 33.6)

33.13	Wells Fargo Bank, National Association, as Primary Servicer of the 261 Fifth Avenue Mortgage Loan (see Exhibit 33.1)

33.14	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 261 Fifth Avenue Mortgage Loan (see Exhibit 33.2)

33.15	U.S. Bank National Association, as Certificate Administrator and Custodian of the 261 Fifth Avenue Mortgage Loan (see Exhibit 33.3)

33.16	Pentalpha Surveillance LLC, as Trust Advisor of the 261 Fifth Avenue Mortgage Loan (see Exhibit 33.4)

33.17	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 261 Fifth Avenue Mortgage Loan (see Exhibit 33.5)

33.18	National Tax Search, LLC, as Servicing Function Participant of the 261 Fifth Avenue Mortgage Loan (see Exhibit 33.6)

33.19	Wells Fargo Bank, National Association, as Primary Servicer of the Coastal Equities Retail Portfolio Mortgage Loan (see Exhibit 33.1)

33.20	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Coastal Equities Retail Portfolio Mortgage Loan (see Exhibit 33.2)

33.21	Wells Fargo Bank, National Association, as Certificate Administrator of the Coastal Equities Retail Portfolio Mortgage Loan

33.22	Wells Fargo Bank, National Association, as Custodian of the Coastal Equities Retail Portfolio Mortgage Loan

33.23	Park Bridge Lender Services LLC, as Trust Advisor of the Coastal Equities Retail Portfolio Mortgage Loan

33.24	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Coastal Equities Retail Portfolio Mortgage Loan (see Exhibit 33.5)

33.25	National Tax Search, LLC, as Servicing Function Participant of the Coastal Equities Retail Portfolio Mortgage Loan (see Exhibit 33.6)

33.26	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 33.2)

33.27	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 33.2)

33.28	Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 33.21)

33.29	Wells Fargo Bank, National Association, as Custodian of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 33.22)

33.30	Pentalpha Surveillance LLC, as Senior Trust Advisor of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 33.4)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Wells Fargo Bank, National Association, as Master Servicer

34.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

34.3	U.S. Bank National Association, as Certificate Administrator and Custodian

34.4	Pentalpha Surveillance LLC, as Trust Advisor

34.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.6	National Tax Search, LLC, as Servicing Function Participant

34.7	Wells Fargo Bank, National Association, as Primary Servicer of the Herald Center Mortgage Loan (see Exhibit 34.1)

34.8	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Herald Center Mortgage Loan (see Exhibit 34.2)

34.9	U.S. Bank National Association, as Certificate Administrator and Custodian of the Herald Center Mortgage Loan (see Exhibit 34.3)

34.10	Pentalpha Surveillance LLC, as Trust Advisor of the Herald Center Mortgage Loan (see Exhibit 34.4)

34.11	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Herald Center Mortgage Loan (see Exhibit 34.5)

34.12	National Tax Search, LLC, as Servicing Function Participant of the Herald Center Mortgage Loan (see Exhibit 34.6)

34.13	Wells Fargo Bank, National Association, as Primary Servicer of the 261 Fifth Avenue Mortgage Loan (see Exhibit 34.1)

34.14	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 261 Fifth Avenue Mortgage Loan (see Exhibit 34.2)

34.15	U.S. Bank National Association, as Certificate Administrator and Custodian of the 261 Fifth Avenue Mortgage Loan (see Exhibit 34.3)

34.16	Pentalpha Surveillance LLC, as Trust Advisor of the 261 Fifth Avenue Mortgage Loan (see Exhibit 34.4)

34.17	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 261 Fifth Avenue Mortgage Loan (see Exhibit 34.5)

34.18	National Tax Search, LLC, as Servicing Function Participant of the 261 Fifth Avenue Mortgage Loan (see Exhibit 34.6)

34.19	Wells Fargo Bank, National Association, as Primary Servicer of the Coastal Equities Retail Portfolio Mortgage Loan (see Exhibit 34.1)

34.20	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Coastal Equities Retail Portfolio Mortgage Loan (see Exhibit 34.2)

34.21	Wells Fargo Bank, National Association, as Certificate Administrator of the Coastal Equities Retail Portfolio Mortgage Loan

34.22	Wells Fargo Bank, National Association, as Custodian of the Coastal Equities Retail Portfolio Mortgage Loan

34.23	Park Bridge Lender Services LLC, as Trust Advisor of the Coastal Equities Retail Portfolio Mortgage Loan

34.24	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Coastal Equities Retail Portfolio Mortgage Loan (see Exhibit 34.5)

34.25	National Tax Search, LLC, as Servicing Function Participant of the Coastal Equities Retail Portfolio Mortgage Loan (see Exhibit 34.6)

34.26	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 34.2)

34.27	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 34.2)

34.28	Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 34.21)

34.29	Wells Fargo Bank, National Association, as Custodian of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 34.22)

34.30	Pentalpha Surveillance LLC, as Senior Trust Advisor of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 34.4)

35	Servicer compliance statements.

35.1	Wells Fargo Bank, National Association, as Master Servicer

35.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

35.3	U.S. Bank National Association, as Certificate Administrator

35.4	Wells Fargo Bank, National Association, as Primary Servicer of the Herald Center Mortgage Loan (see Exhibit 35.1)

35.5	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Herald Center Mortgage Loan (see Exhibit 35.2)

35.6	U.S. Bank National Association, as Certificate Administrator of the Herald Center Mortgage Loan (see Exhibit 35.3)

35.7	Wells Fargo Bank, National Association, as Primary Servicer of the 261 Fifth Avenue Mortgage Loan (see Exhibit 35.1)

35.8	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 261 Fifth Avenue Mortgage Loan (see Exhibit 35.2)

35.9	U.S. Bank National Association, as Certificate Administrator of the 261 Fifth Avenue Mortgage Loan (see Exhibit 35.3)

35.10	Wells Fargo Bank, National Association, as Primary Servicer of the Coastal Equities Retail Portfolio Mortgage Loan

35.11	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Coastal Equities Retail Portfolio Mortgage Loan (see Exhibit 35.2)

35.12	Wells Fargo Bank, National Association, as Certificate Administrator of the Coastal Equities Retail Portfolio Mortgage Loan

35.13	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 35.2)

35.14	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 35.2)

35.15	Wells Fargo Bank, National Association, as Certificate Administrator of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan

99.1	Mortgage Loan Purchase Agreement, dated as of October 7, 2015, between Banc of America Merrill Lynch Commercial Mortgage Inc. and Bank of America, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein)

99.2	Mortgage Loan Purchase Agreement, dated as of October 7, 2015, between Banc of America Merrill Lynch Commercial Mortgage Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on November 24, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein)

99.3	Mortgage Loan Purchase Agreement, dated as of October 7, 2015, between Banc of America Merrill Lynch Commercial Mortgage Inc. and CIBC Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein)

99.4	Mortgage Loan Purchase Agreement, dated as of October 7, 2015, among Banc of America Merrill Lynch Commercial Mortgage Inc., Starwood Mortgage Funding III LLC and Starwood Mortgage Capital LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein)

