Form 10-K
period 2018-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2015-C25
filed 2019-03-27
CIK 1653542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Central Index Key Number of the sponsor: 0001682532

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

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Midland Loan Services, a Division of PNC Bank, National Association is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the Coastal Equities Retail Portfolio Mortgage Loan and the primary servicer and, prior to July 5, 2018, the special servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC (“Rialto”) is the successor special servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan, which constituted approximately 7.0% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan on and after July 5, 2018 to December 31, 2018. As a result, Rialto falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

With respect to the pari passu loan combination that includes the Roosevelt New Orleans Waldorf Astoria Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Rialto as special servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan on and after July 5, 2018 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the sixth paragraph of these Explanatory Notes; and (ii) the servicer compliance statements of Rialto, as special servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan on and after July 5, 2018 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because Rialto is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above. Previously, U.S. Bank disclosed that the most substantial case was: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S. Bank National Association, No. 14-cv-9401 (S.D.N.Y.) (collectively, the “BlackRock cases”). U.S. Bank has entered into a settlement agreement that will resolve the BlackRock cases following approval of the dismissals by the applicable court. Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in. good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee’s alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue. The settlement agreement is subject to court approval. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs’ claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”. The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1	Pooling and Servicing Agreement, dated as of October 1, 2015, by and among Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Pentalpha Surveillance LLC, as Trust Advisor and U.S. Bank National Association, as Trustee, Certificate Administrator, Certificate Registrar, Authenticating Agent and Custodian (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of August 1, 2015, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Park Bridge Lender Services LLC, as Trust Advisor, Wilmington Trust, National Association, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Certificate Registrar, Authenticating Agent and Custodian (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein).

4.3	Pooling and Servicing Agreement, dated as of August 1, 2015, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wells Fargo Bank, National Association, as Trustee, and Pentalpha Surveillance LLC, as Senior Trust Advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein).

4.4	Agreement Between Noteholders, dated as of October 15, 2015, by and between Morgan Stanley Mortgage Capital Holdings LLC, as Initial Note A-1 Holder, and Morgan Stanley Mortgage Capital Holdings LLC, as Initial Note A-2 Holder, and Morgan Stanley Mortgage Capital Holdings LLC, as Initial Note A-3 Holder (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K/A filed on November 24, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein).

4.5	Agreement Between Note Holders, dated as of September 3, 2015, by and between Bank of America, N.A., as Initial Note A-1 Holder, and Bank of America, N.A., as Initial Note A-2 Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein).

4.6	Agreement Between Note Holders, dated as of July 17, 2015, by and between Barclays Bank PLC, as Initial Note A-1 Holder, and Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, and Morgan Stanley Bank, N.A., as Initial Note A-3 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein).

4.7	Agreement Between Note Holders, dated as of July 24, 2015, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, and Morgan Stanley Bank, N.A., as Initial Note A-2 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein).

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Wells Fargo Bank, National Association, as Master Servicer

33.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

33.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

33.4	Pentalpha Surveillance LLC, as Trust Advisor

33.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.6	National Tax Search, LLC, as Servicing Function Participant

33.7	Wells Fargo Bank, National Association, as Primary Servicer of the Herald Center Mortgage Loan (see Exhibit 33.1)

33.8	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Herald Center Mortgage Loan (see Exhibit 33.2)

33.9	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Herald Center Mortgage Loan (see Exhibit 33.3)

33.10	Pentalpha Surveillance LLC, as Trust Advisor of the Herald Center Mortgage Loan (see Exhibit 33.4)

33.11	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Herald Center Mortgage Loan (see Exhibit 33.5)

33.12	National Tax Search, LLC, as Servicing Function Participant of the Herald Center Mortgage Loan (see Exhibit 33.6)

33.13	Wells Fargo Bank, National Association, as Primary Servicer of the 261 Fifth Avenue Mortgage Loan (see Exhibit 33.1)

33.14	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 261 Fifth Avenue Mortgage Loan (see Exhibit 33.2)

33.15	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 261 Fifth Avenue Mortgage Loan (see Exhibit 33.3)

33.16	Pentalpha Surveillance LLC, as Trust Advisor of the 261 Fifth Avenue Mortgage Loan (see Exhibit 33.4)

33.17	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 261 Fifth Avenue Mortgage Loan (see Exhibit 33.5)

33.18	National Tax Search, LLC, as Servicing Function Participant of the 261 Fifth Avenue Mortgage Loan (see Exhibit 33.6)

33.19	Wells Fargo Bank, National Association, as Primary Servicer of the Coastal Equities Retail Portfolio Mortgage Loan (see Exhibit 33.1)

33.20	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Coastal Equities Retail Portfolio Mortgage Loan (see Exhibit 33.2)

33.21	Wilmington Trust, National Association, as Trustee of the Coastal Equities Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.22	Wells Fargo Bank, National Association, as Certificate Administrator of the Coastal Equities Retail Portfolio Mortgage Loan

33.23	Wells Fargo Bank, National Association, as Custodian of the Coastal Equities Retail Portfolio Mortgage Loan

33.24	Park Bridge Lender Services LLC, as Trust Advisor of the Coastal Equities Retail Portfolio Mortgage Loan

33.25	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Coastal Equities Retail Portfolio Mortgage Loan (see Exhibit 33.5)

33.26	National Tax Search, LLC, as Servicing Function Participant of the Coastal Equities Retail Portfolio Mortgage Loan (see Exhibit 33.6)

33.27	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 33.2)

33.28	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan prior to July 5, 2018 (see Exhibit 33.2)

33.29	Rialto Capital Advisors, LLC, as Special Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan on and after July 5, 2018 (Omitted. See Explanatory Notes.)

33.30	Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 33.22)

33.31	Wells Fargo Bank, National Association, as Custodian of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 33.23)

33.32	Pentalpha Surveillance LLC, as Senior Trust Advisor of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 33.4)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Wells Fargo Bank, National Association, as Master Servicer

34.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

34.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

34.4	Pentalpha Surveillance LLC, as Trust Advisor

34.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.6	National Tax Search, LLC, as Servicing Function Participant

34.7	Wells Fargo Bank, National Association, as Primary Servicer of the Herald Center Mortgage Loan (see Exhibit 34.1)

34.8	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Herald Center Mortgage Loan (see Exhibit 34.2)

34.9	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Herald Center Mortgage Loan (see Exhibit 34.3)

34.10	Pentalpha Surveillance LLC, as Trust Advisor of the Herald Center Mortgage Loan (see Exhibit 34.4)

34.11	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Herald Center Mortgage Loan (see Exhibit 34.5)

34.12	National Tax Search, LLC, as Servicing Function Participant of the Herald Center Mortgage Loan (see Exhibit 34.6)

34.13	Wells Fargo Bank, National Association, as Primary Servicer of the 261 Fifth Avenue Mortgage Loan (see Exhibit 34.1)

34.14	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 261 Fifth Avenue Mortgage Loan (see Exhibit 34.2)

34.15	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 261 Fifth Avenue Mortgage Loan (see Exhibit 34.3)

34.16	Pentalpha Surveillance LLC, as Trust Advisor of the 261 Fifth Avenue Mortgage Loan (see Exhibit 34.4)

34.17	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 261 Fifth Avenue Mortgage Loan (see Exhibit 34.5)

34.18	National Tax Search, LLC, as Servicing Function Participant of the 261 Fifth Avenue Mortgage Loan (see Exhibit 34.6)

34.19	Wells Fargo Bank, National Association, as Primary Servicer of the Coastal Equities Retail Portfolio Mortgage Loan (see Exhibit 34.1)

34.20	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Coastal Equities Retail Portfolio Mortgage Loan (see Exhibit 34.2)

34.21	Wilmington Trust, National Association, as Trustee of the Coastal Equities Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.22	Wells Fargo Bank, National Association, as Certificate Administrator of the Coastal Equities Retail Portfolio Mortgage Loan

34.23	Wells Fargo Bank, National Association, as Custodian of the Coastal Equities Retail Portfolio Mortgage Loan

34.24	Park Bridge Lender Services LLC, as Trust Advisor of the Coastal Equities Retail Portfolio Mortgage Loan

34.25	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Coastal Equities Retail Portfolio Mortgage Loan (see Exhibit 34.5)

34.26	National Tax Search, LLC, as Servicing Function Participant of the Coastal Equities Retail Portfolio Mortgage Loan (see Exhibit 34.6)

34.27	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 34.2)

34.28	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan prior to July 5, 2018 (see Exhibit 34.2)

34.29	Rialto Capital Advisors, LLC, as Special Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan on and after July 5, 2018 (Omitted. See Explanatory Notes.)

34.30	Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 34.22)

34.31	Wells Fargo Bank, National Association, as Custodian of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 34.23)

34.32	Pentalpha Surveillance LLC, as Senior Trust Advisor of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 34.4)

35	Servicer compliance statements.

35.1	Wells Fargo Bank, National Association, as Master Servicer

35.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

35.3	U.S. Bank National Association, as Certificate Administrator

35.4	Wells Fargo Bank, National Association, as Primary Servicer of the Herald Center Mortgage Loan (see Exhibit 35.1)

35.5	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Herald Center Mortgage Loan (see Exhibit 35.2)

35.6	U.S. Bank National Association, as Certificate Administrator of the Herald Center Mortgage Loan (see Exhibit 35.3)

35.7	Wells Fargo Bank, National Association, as Primary Servicer of the 261 Fifth Avenue Mortgage Loan (see Exhibit 35.1)

35.8	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 261 Fifth Avenue Mortgage Loan (see Exhibit 35.2)

35.9	U.S. Bank National Association, as Certificate Administrator of the 261 Fifth Avenue Mortgage Loan (see Exhibit 35.3)

35.10	Wells Fargo Bank, National Association, as Primary Servicer of the Coastal Equities Retail Portfolio Mortgage Loan

35.11	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Coastal Equities Retail Portfolio Mortgage Loan (see Exhibit 35.2)

35.12	Wells Fargo Bank, National Association, as Certificate Administrator of the Coastal Equities Retail Portfolio Mortgage Loan

35.13	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 35.2)

35.14	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan prior to July 5, 2018 (see Exhibit 35.2)

35.15	Rialto Capital Advisors, LLC, as Special Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan on and after July 5, 2018 (Omitted. See Explanatory Notes.)

35.16	Wells Fargo Bank, National Association, as Certificate Administrator of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 35.12)

99.1	Mortgage Loan Purchase Agreement, dated as of October 7, 2015, between Banc of America Merrill Lynch Commercial Mortgage Inc. and Bank of America, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein)

99.2	Mortgage Loan Purchase Agreement, dated as of October 7, 2015, between Banc of America Merrill Lynch Commercial Mortgage Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on November 24, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein)

99.3	Mortgage Loan Purchase Agreement, dated as of October 7, 2015, between Banc of America Merrill Lynch Commercial Mortgage Inc. and CIBC Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein)

99.4	Mortgage Loan Purchase Agreement, dated as of October 7, 2015, among Banc of America Merrill Lynch Commercial Mortgage Inc., Starwood Mortgage Funding III LLC and Starwood Mortgage Capital LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein)

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

Date: March 27, 2019