Form 10-K
period 2025-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2015-C25
filed 2026-03-24
CIK 1653542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Wells Fargo Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to March 1, 2025 and the primary servicer of the Coastal Equities Retail Portfolio Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after March 1, 2025 and the primary servicer of the Coastal Equities Retail Portfolio Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC. This entity was engaged by each master servicer under the Pooling and Servicing Agreement and each primary servicer of the Coastal Equities Retail Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to U.S. Bank National Association, as trustee, certificate administrator and custodian.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1	Pooling and Servicing Agreement, dated as of October 1, 2015, by and among Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Pentalpha Surveillance LLC, as Trust Advisor and U.S. Bank National Association, as Trustee, Certificate Administrator, Certificate Registrar, Authenticating Agent and Custodian (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of August 1, 2015, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Park Bridge Lender Services LLC, as Trust Advisor, Wilmington Trust, National Association, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Certificate Registrar, Authenticating Agent and Custodian (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein).

4.3	Pooling and Servicing Agreement, dated as of August 1, 2015, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wells Fargo Bank, National Association, as Trustee, and Pentalpha Surveillance LLC, as Senior Trust Advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein).

4.4	Agreement Between Noteholders, dated as of October 15, 2015, by and between Morgan Stanley Mortgage Capital Holdings LLC, as Initial Note A-1 Holder, and Morgan Stanley Mortgage Capital Holdings LLC, as Initial Note A-2 Holder, and Morgan Stanley Mortgage Capital Holdings LLC, as Initial Note A-3 Holder (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K/A filed on November 24, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein).

4.5	Agreement Between Note Holders, dated as of September 3, 2015, by and between Bank of America, N.A., as Initial Note A-1 Holder, and Bank of America, N.A., as Initial Note A-2 Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein).

4.6	Agreement Between Note Holders, dated as of July 17, 2015, by and between Barclays Bank PLC, as Initial Note A-1 Holder, and Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, and Morgan Stanley Bank, N.A., as Initial Note A-3 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein).

4.7	Agreement Between Note Holders, dated as of July 24, 2015, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, and Morgan Stanley Bank, N.A., as Initial Note A-2 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein).

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

33.2	Trimont LLC, as Master Servicer on and after March 1, 2025

33.3	LNR Partners, LLC, as Special Servicer

33.4	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

33.5	Pentalpha Surveillance LLC, as Trust Advisor

33.6	CoreLogic Solutions, LLC, as Servicing Function Participant

33.7	Wells Fargo Bank, National Association, as Primary Servicer of the Herald Center Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.8	Trimont LLC, as Primary Servicer of the Herald Center Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.9	LNR Partners, LLC, as Special Servicer of the Herald Center Mortgage Loan (see Exhibit 33.3)

33.10	U.S. Bank National Association, as Trustee and Custodian of the Herald Center Mortgage Loan (see Exhibit 33.4)

33.11	Pentalpha Surveillance LLC, as Trust Advisor of the Herald Center Mortgage Loan (see Exhibit 33.5)

33.12	CoreLogic Solutions, LLC, as Servicing Function Participant of the Herald Center Mortgage Loan (see Exhibit 33.6)

33.13	Wells Fargo Bank, National Association, as Primary Servicer of the 261 Fifth Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.14	Trimont LLC, as Primary Servicer of the 261 Fifth Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.15	LNR Partners, LLC, as Special Servicer of the 261 Fifth Avenue Mortgage Loan (see Exhibit 33.3)

33.16	U.S. Bank National Association, as Trustee and Custodian of the 261 Fifth Avenue Mortgage Loan (see Exhibit 33.4)

33.17	Pentalpha Surveillance LLC, as Trust Advisor of the 261 Fifth Avenue Mortgage Loan (see Exhibit 33.5)

33.18	CoreLogic Solutions, LLC, as Servicing Function Participant of the 261 Fifth Avenue Mortgage Loan (see Exhibit 33.6)

33.19	Wells Fargo Bank, National Association, as Primary Servicer of the Coastal Equities Retail Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.20	Trimont LLC, as Primary Servicer of the Coastal Equities Retail Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.21	LNR Partners, LLC, as Special Servicer of the Coastal Equities Retail Portfolio (see Exhibit 33.3)

33.22	Wilmington Trust, National Association, as Trustee of the Coastal Equities Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.23	Wells Fargo Bank, National Association, as Custodian of the Coastal Equities Retail Portfolio Mortgage Loan

33.24	Park Bridge Lender Services LLC, as Trust Advisor of the Coastal Equities Retail Portfolio Mortgage Loan

33.25	CoreLogic Solutions, LLC, as Servicing Function Participant of the Coastal Equities Retail Portfolio Mortgage Loan (see Exhibit 33.6)

33.26	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.27	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan

33.28	Rialto Capital Advisors, LLC, as Special Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan

33.29	Wells Fargo Bank, National Association, as Trustee of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (Omitted. See Explanatory Notes.)

33.30	Wells Fargo Bank, National Association, as Custodian of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 33.23)

33.31	Pentalpha Surveillance LLC, as Senior Trust Advisor of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 33.5)

33.32	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.26)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

34.2	Trimont LLC, as Master Servicer on and after March 1, 2025

34.3	LNR Partners, LLC, as Special Servicer

34.4	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

34.5	Pentalpha Surveillance LLC, as Trust Advisor

34.6	CoreLogic Solutions, LLC, as Servicing Function Participant

34.7	Wells Fargo Bank, National Association, as Primary Servicer of the Herald Center Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.8	Trimont LLC, as Primary Servicer of the Herald Center Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.9	LNR Partners, LLC, as Special Servicer of the Herald Center Mortgage Loan (see Exhibit 34.3)

34.10	U.S. Bank National Association, as Trustee and Custodian of the Herald Center Mortgage Loan (see Exhibit 34.4)

34.11	Pentalpha Surveillance LLC, as Trust Advisor of the Herald Center Mortgage Loan (see Exhibit 34.5)

34.12	CoreLogic Solutions, LLC, as Servicing Function Participant of the Herald Center Mortgage Loan (see Exhibit 34.6)

34.13	Wells Fargo Bank, National Association, as Primary Servicer of the 261 Fifth Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.14	Trimont LLC, as Primary Servicer of the 261 Fifth Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.15	LNR Partners, LLC, as Special Servicer of the 261 Fifth Avenue Mortgage Loan (see Exhibit 34.3)

34.16	U.S. Bank National Association, as Trustee and Custodian of the 261 Fifth Avenue Mortgage Loan (see Exhibit 34.4)

34.17	Pentalpha Surveillance LLC, as Trust Advisor of the 261 Fifth Avenue Mortgage Loan (see Exhibit 34.5)

34.18	CoreLogic Solutions, LLC, as Servicing Function Participant of the 261 Fifth Avenue Mortgage Loan (see Exhibit 34.6)

34.19	Wells Fargo Bank, National Association, as Primary Servicer of the Coastal Equities Retail Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.20	Trimont LLC, as Primary Servicer of the Coastal Equities Retail Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.21	LNR Partners, LLC, as Special Servicer of the Coastal Equities Retail Portfolio (see Exhibit 34.3)

34.22	Wilmington Trust, National Association, as Trustee of the Coastal Equities Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.23	Wells Fargo Bank, National Association, as Custodian of the Coastal Equities Retail Portfolio Mortgage Loan

34.24	Park Bridge Lender Services LLC, as Trust Advisor of the Coastal Equities Retail Portfolio Mortgage Loan

34.25	CoreLogic Solutions, LLC, as Servicing Function Participant of the Coastal Equities Retail Portfolio Mortgage Loan (see Exhibit 34.6)

34.26	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.27	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan

34.28	Rialto Capital Advisors, LLC, as Special Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan

34.29	Wells Fargo Bank, National Association, as Trustee of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (Omitted. See Explanatory Notes.)

34.30	Wells Fargo Bank, National Association, as Custodian of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 34.23)

34.31	Pentalpha Surveillance LLC, as Senior Trust Advisor of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (see Exhibit 34.5)

34.32	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.26)

35	Servicer compliance statements.

35.1	Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

35.2	Trimont LLC, as Master Servicer on and after March 1, 2025

35.3	LNR Partners, LLC, as Special Servicer

35.4	U.S. Bank National Association, as Certificate Administrator

35.5	Wells Fargo Bank, National Association, as Primary Servicer of the Herald Center Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.6	Trimont LLC, as Primary Servicer of the Herald Center Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.7	LNR Partners, LLC, as Special Servicer of the Herald Center Mortgage Loan (see Exhibit 35.3)

35.8	Wells Fargo Bank, National Association, as Primary Servicer of the 261 Fifth Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.9	Trimont LLC, as Primary Servicer of the 261 Fifth Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.10	LNR Partners, LLC, as Special Servicer of the 261 Fifth Avenue Mortgage Loan (see Exhibit 35.3)

35.11	Wells Fargo Bank, National Association, as Primary Servicer of the Coastal Equities Retail Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.12	Trimont LLC, as Primary Servicer of the Coastal Equities Retail Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.13	LNR Partners, LLC, as Special Servicer of the Coastal Equities Retail Portfolio (see Exhibit 35.3)

35.14	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (Omitted. See Explanatory Notes.)

35.15	Rialto Capital Advisors, LLC, as Special Servicer of the Roosevelt New Orleans Waldorf Astoria Mortgage Loan (Omitted. See Explanatory Notes.)

99.1	Mortgage Loan Purchase Agreement, dated as of October 7, 2015, between Banc of America Merrill Lynch Commercial Mortgage Inc. and Bank of America, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein)

99.2	Mortgage Loan Purchase Agreement, dated as of October 7, 2015, between Banc of America Merrill Lynch Commercial Mortgage Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on November 24, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein)

99.3	Mortgage Loan Purchase Agreement, dated as of October 7, 2015, between Banc of America Merrill Lynch Commercial Mortgage Inc. and CIBC Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein)

99.4	Mortgage Loan Purchase Agreement, dated as of October 7, 2015, among Banc of America Merrill Lynch Commercial Mortgage Inc., Starwood Mortgage Funding III LLC and Starwood Mortgage Capital LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on October 16, 2015 under Commission File No. 333-201743-02 and incorporated by reference herein)

(b)	The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)	Not Applicable.

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

Date: March 24, 2026